Form 10QSB
period 2007-06-30
Paradigm Ventures Corp.
filed 2007-09-19
CIK 1344862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X|	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007.

|_|	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period __________ to __________

Commission File Number: 333-142208

 PARADIGM VENTURES CORP.
(Exact name of small business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1455 Bellevue Ave., Suite 211, W. Vancouver, BC V7T 1C3
(Address of principal executive offices)

Issuer's telephone number, including area code: (604) 682-1643

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

|X | Yes  |_|  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 Shares of Common Stock, $0.001 par value, outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1.    FINANCIAL INFORMATION

 PARADIGM VENTURES CORP.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)
(Stated in U.S. Dollars)

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Paradigm Ventures Corp.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Paradigm Ventures Corp. as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Paradigm Ventures Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
August 15, 2007

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

PARADIGM VENTURES CORP.
(An exploration stage company)
Balance Sheet

	As of	As of
	June 30, 2007	December 31, 2006
	Unaudited
ASSETS
Current Assets
Cash and Equivalents	0	931
Total Current Assets	0	931

Fixed Asstes
Total Fixed Assets	0	0

Total Assets	0	931

LIABILITIES
Current Liabilities	0	0
Accounts Payable	3,200	0
Total Current Liabilities	3,200	0

Long term Liabilities	0	0

Total Liabilities	3,200	0

EQUITY
75,000,00 Common Shares Authorized, 10,000,000 Shares Issued to Founders, @ $0.00165 Per Share	10,000	10,000
Additional Paid-in Capital	6,500	6,500
Retained Earnings (Loss)	(19,700)	(15,569)
Total Stockholders Equity	(3,200)	931

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	0	931

PARADIGM VENTURES CORP.
(An exploration stage company)
Income Statement

	For the six month period ended June 30,	For the six month period ended June 30,	From inception (May 3, 2005) to June 30,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0		5,502
Accounting & Legal Fees	3,000	0	4,610
Professional Fees	1,131	200	5,347
Total Expenses	4,131	200	15,459

Net Income (Loss)	(4,131)	(200)	(15,459)

Basic & Diluted (Loss) per Share	(0.000)	(0.000)

Weighted Average Number of Shares	10,000,000	10,000,000

PARADIGM VENTURES CORP.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( May 3, 2005) to June 30, 2007

	Common Stock			Deficit	Total
	Shares	Amount	Paid in	Accumulated	Equity
			Capital	During
				Development
				Stage
Shares issued to founders at $0.003 per share	10,000,000	10,000	6,500		16,500

Net (Loss) for period				(8,550)	(8,550)
Balance, December 31, 2005	10,000,000	10,000	6,500	(8,550)	7,950

Net (Loss) for period				(7,019)	(7,019)
Balance, December 31, 2006	10,000,000	10,000	6,500	(15,569)	931

Net (Loss) for period				(4,131)	(4,131)
Balance, June 30, 2007	10,000,000	10,000	6,500	(19,700)	(3,200)

The accompanying notes are an integral part of these financial statements.

PARADIGM VENTURES CORP.
(An exploration stage company)
Statement of Cash Flows

	For the six months ended June 30,	For the six months ended June 30,	From inception (May 3, 2005) to June 30,
	2007	2006	2007
Cash Flow From Operating Activities
Net Income (Loss)	(4,131)	(200)	(19,700)
Accounts Payable	3,200	200	3,200
Net Cash from Operating Activities	(931)	0	(16,500)

Net CashAfter Operating Activities.	-931	0	(16,500)

Cash Flow From Investing Activities	0	0	0
Net Cash from Financing Activities	0	0	0

Net Cash after Operating and Financial Activities	(931)	0	(16,500)

Cash Flow from Financing Activities
10,000,000 Common Shares Issued at Founders @ $0.003 Per Share	0	0	10,000
Additional Paid-in Capital	0	0	6,500
Net Cash from Investing Activities	0	0	16,500

Net Cash After Operating, Financial and Investing Activities.	-931	0	0

Cash at Beginning of Period	931	0	0
Cash at end of Period	0	0	0

The accompanying notes are an integral part of these financial statements.

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

Paradigm Ventures Corp. was organized under the laws of the State of Nevada on May 3, 2005, to explore mining claims and property in the state of New Mexico.  We have staked out a prospect that contains 7 lode mining claims located in Luna County, New Mexico.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.	Income Taxes

The Company prepares its tax returns on the accrual basis.  The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

d.	Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.	Assets

The Company holds no assets as of June 30, 2007.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of
June 30, 2007
ASSETS
Current Assets
Cash and Equivalents	-
Total Current Assets	-

Fixed Asstes
Total Fixed Assets	0

Total Assets	0

Mineral Property

The Sheep Mountain prospect represents a disseminated, epithermal gold prospect with deeper replacement manto potential as well as porphyry copper and molybdenum potential.  The prospect contains 7 lode mining claims and is located in western Luna County, New Mexico, approximately 15 miles south of Gage, New Mexico in the Klondike Hills (Figure 1). The Klondike Hills are at the northern edge of the Cedar Mountain of southwestern New Mexico. The closest major inhabitation is the city of Deming, New Mexico 45 miles to the northeast. Rocks on the property consist of the Mississippian to Ordovician limestone, dolomites and shales and minor Tertiary felsic volcanics.  These rocks have been structurally deformed by both thrust and normal faults and altered and mineralized with heavy and precious metals.

A proposed work program includes prospecting, geological mapping and rock sampling, construction of a control grid, magnetometer and EM geophysical surveys, and trenching.  Based on a compilation of these results, a diamond drill program  would be designed to explore and define the potential resources. The anticipated costs of this development are presented in three results-contingent stages.

Phase I.  The Phase I program will be limited to defining drill targets for the Phase II program.  It is anticipated to cost approximately $14,000.  The following discussion gives a brief description of the Phase I program.

1. Additional mapping and sampling to confirm earlier sampling and to better target drill holes to test untested mineralized areas of the SMC claim block.

2. Perform close spaced geochemical soil sampling across the entire staked area. This type of sampling would collect samples from approximately 1-2 feet below the surface and have them tested for gold, silver, molybdenum antimony, mercury and arsenic.

The Quaternary gravel that covers the central portion of the prospect may limit the usefulness of conventional soil geochemistry but test grids will have to be surveyed, sampled and analyzed to determine its usefulness.  Quaternary refers to a geologic period following the Tertiary Age beginning 2 to 3 million years ago and extending to the present

$ 14,000

Phase II Program.  The Phase II program is estimated to cost approximately $53,000 and will involve the drill testing of strong rock and soil geochemical anomalies.  A geochemical anomaly refers to a concentration of one or more elements in rock, soil, sediment, vegetation, or water that is markedly higher or lower than background. In addition to testing the geochemical anomalies, geological mapping will generate other drill targets that may not be highly mineralized at the surface but will still warrant testing with several drill holes. These holes should be drilled to a depth of 300 to 400 feet or until the geological target has been intercepted.

f.	Income

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues up to June 30, 2007, and has paid expenses for $15,459 from inception to June 30, 2007, $4,610 representing accounting and legal fees, $1,131 in professional fees and $5,502 in recognition of an impairment loss for the mineral claims.

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

	For the three month period ended June 30,	For the three month period ended June 30,	From inception (May 3, 2005) to June 30,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
(Mineral Claims)	0	0	5,502
Accounting & Legal Fees	3,000	0	4,610
Professional Fees	1,131	200	5,347
Total Expenses	4,131	200	15,459

Net Income (Loss)	(4,131)	(200)	(15,459)

g.	Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the three month period ended June 30,	For the three month period ended June 30,	From inception (May 3, 2005) to June 30,
	2007	2006	2007

Net Income (Loss)	(4,131)	(200)	(15,459)

Basic & Diluted (Loss) per Share	(0.000)	(0.000)

Weighted Average Number of Shares	10,000,000	10,000,000

i.	Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Cash and equivalents $0.00

j.	Liabilities

The company holds accounts payable of $3,200 as of June 30, 2007

k.	Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

As of June 30, 2007 the number of issued outstanding common shares was 10,000,000.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($4,131) for the three-month period ending June 30, 2007 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements.

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Paradigm Venture Corp. (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Paradigm Ventures Corp. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

Overview.

         Paradigm Ventures Corp. was organized under the laws of the State of Nevada on May 3, 2005, to explore mining claims and property in the state of New Mexico. As of the date of this prospectus, we have conducted only limited operations. We have staked out a prospect that contains 7 lode mining claims located in Luna County, New Mexico. We refer to these mining claims as the Sheep Mountain Prospect.

         Our plan of operation is to conduct mineral exploration activities on the Sheep Mountain Prospect in order to assess whether these claims have any potential for gold. The report of Leroy Halterman, a certified and registered geologist indicates that the Sheep Mountain Prospect represents a viable exploration target for a number of types of deposits. Our plan of operation is to conduct the first two phases of a staged exploration program on the Sheep Mountain Prospect. Our proposed exploration program is designed to explore for gold potential on these mineral claims. We are an exploration stage company and we cannot assure you that a commercially viable mineral deposit exists on our mineral claims.

       Since we are in the exploration stage, we have not yet realized any revenues from our planned operations. As of June 30, 2007 we had no cash on hand and accounts payable of 3,200. Since our inception through June 30, 2007, we have incurred a net loss of ($19,700). We attribute our net loss to having no revenues to offset our operating expenses. Our working capital is not sufficient to enable us to complete any phases of our exploration program. Accordingly, we will require additional financing in order to complete the full exploration program described more fully in the section entitled, "Business and Properties."

         We are not a "blank check company," as we do not intend to participate in a reverse acquisition or merger transaction. A "blank check company" is defined by securities laws as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

Our office is located at 1455 Bellevue Ave., Suite 211, W. Vancouver, BC V7T 1C3 and our telephone number is 604-682-1643

Results of Operations for the period ended June 30, 2007.

The accompanying financial statements show that the Company has incurred a net loss of $19,700 for the period from May 3, 2005 (inception) to June 30, 2007 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $4,131 for the six month period ended June 30, 2007.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve months. In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Off-Balance Sheet Arrangements.

We have no significant off-balance sheet arrangements that have or a rereasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation.

In the opinion of management, inflation has not had a material effect on our operations.

Consultants.

The Company currently has no stock option plan.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks.

We do not own, either legally or beneficially, any patent or trademark.

Registration Statement.

In April of 2007, we filed a SB-1 with the Security and Exchange Commission as defined in Rule 12b-2 (ss. 240.12b-2) of the Securities Exchange Act of 1934 (the "Exchange Act"). The purpose of this registration was to register a class of securities under Section 12 (g) of the Exchange Act.

Dividends.

There are no restrictions in our articles of incorporation or bylaws tha tprevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Description of Property.

We currently do not own any property. Our principal office is located at 1455 Bellevue Ave., Suite 211, W. Vancouver, BC V7T 1C3.

ITEM 3.                      CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a) In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Changes In Internal Controls.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.                     OTHER INFORMATION.

ITEM 1.                      LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.                      CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending June 30, 2007.

ITEM 5.                      OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation(1)

3.2	Amended Bylaws(1)

31.1
Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

(1)  Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on April 18, 2007.

Reports on Form 8-K.

No 8K forms have been filed to date.

Signatures.

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2007

SIGNATURE	TITLE	DATE

By: /s/ SCOTT CABIANCO	Chief Executive Officer,	August 30, 2007
Scott Cabianco	Chief Financial Officer,
President, Secretary, Treasurer
and Director (Principal Executive
Officer and Principal Accounting Officer)