Form 10QSB
period 2007-09-30
Paradigm Ventures Corp.
filed 2008-03-10
CIK 1344862

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

For the quarterly period ended September 30, 2007.

     |_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange
Act of 1934.

For the transition period __________ to __________

Commission File Number: 333-142208

 PARADIGM VENTURES CORP.
(Exact name of small business Issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PMB #2395, 502 E John St Room E, Carson City, NV 89706
(Address of principal executive offices)

Issuer's telephone number, including area code: (702) 425-4156

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,000,000 Shares of Common Stock, $0.001 par value, outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

PART 1.                      FINANCIAL INFORMATION

 PARADIGM VENTURES CORP.

 (An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
        PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Paradigm Ventures Corp.

We have reviewed the accompanying balance sheet of Paradigm Ventures Corp. as of September 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  All information included in these financial statements is the representation of the management of Paradigm Ventures Corp.

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
February 20, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

PARADIGM VENTURES CORP.
(An exploration stage company)
Balance Sheet

	As of	As of
	September 30, 2007	December 31, 2006
	Unaudited
ASSETS
Current Assets
Cash and Equivalents	$-	$931
Total Current Assets	$-	$931

Total Assets	$-	$931

LIABILITIES
Current Liabilities
Accounts Payable	$4,700	$-
Total Current Liabilities	$4,700	$-

Long term Liabilities	$1,834	$-

Total Liabilities	$6,534	$-

EQUITY
75,000,00 Common Shares Authorized, 10,000,000 Shares Issued and outstanding, par value of $0.001	$10,000	$10,000
Additional Paid-in Capital	$6,500	$6,500
Deficit Accumulated During the Exploration Stage	$(23,034)	$(15,569)
Total Stockholders Equity	$(6,534)	$931

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$-	$931

The accompanying notes are an integral part of these financial statements.

PARADIGM VENTURES CORP.
(An exploration stage company)
STATEMENT OF OPERTATIONS

	For the nine month period ended September 30,	For the nine month period ended September 30,	From inception (May 3, 2005) to September 30,
	2007	2006	2007
Revenue	$-	$-	$-

Expenses
Recognition of an Impairment Loss
Mineral Claims	$1,028	$-	$6,530
Accounting & Legal Fees	$4,500	$-	$9,110
Professional Fees	$1,937	$273	$7,394
Total Expenses	$7,465	$273	$23,034

Net Income (Loss)	$(7,465)	$(273)	$(23,034)

Basic & Diluted (Loss) per Share	$(0)	$(0)

Weighted Average Number of Shares	10,000,000	10,000,000

PARADIGM VENTURES CORP.
STATEMENT OF STOCKHOLDER’S EQUITY
(An exploration stage company)
From Inception ( May 3, 2005) to September 30, 2007

	Common Stock			Deficit	Total
	Shares	Amount	Paid in	Accumulated	Equity
			Capital	During
				Exploration
				Stage
Shares issued to founders	10,000,000	$10,000	$6,500		$16,500

Net (Loss) for period				$(8,550)	$(8,550)
Balance, December 31, 2005	10,000,000	$10,000	$6,500	$(8,550)	$7,950

Net (Loss) for period				$(7,019)	$(7,019)
Balance, December 31, 2006	10,000,000	$10,000	$6,500	$(15,569)	$931

Net (Loss) for period				$(7,465)	$(7,465)
Balance, September 30, 2007	10,000,000	$10,000	$6,500	$(23,034)	$(6,534)

The accompanying notes are an integral part of these financial statements.

PARADIGM VENTURES CORP.
(An exploration stage company)
Statement of Cash Flows

	For the nine months ended September 30,	For the nine months ended September 30,	From inception (May 3, 2005) to September 30,
	2007	2006	2007
Operating Activities
Net Income (Loss)	$(7,465)	$(273)	$(23,034)
Accounts Payable	$5,631	$273	$4,700
Net Cash from Operating Activities	$(1,834)	$-	$(18,334)

Investing Activities	$-	$-	$-
Net Cash from Financing Activities	$-	$-	$-

Financing Activities
Common Shares Issued to Founders	$-	$-	$10,000
Additional Paid-in Capital	$-	$-	$6,500
Shareholder Loan	$1,834	$-	$1,834
Net Cash from Investing Activities	$1,834	$-	$18,334

Net Cash After Operating, Financial and Investing Activities.	$-	$-	$-

Cash at Beginning of Period	$-	$-	$-
Cash at end of Period	$-	$-	$-

Cash Paid For:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Non-cash Activities
Stocks Issued for Service	$-	$-	$-
Stocks Issued for Accounts Payable	$-	$-	$-
Cancellation of Shares	$-	$-	$-
Common Stock Issued in Satisfaction of Promissory Note	$-	$-	$-
Deemed Interest Converted into Additional Paid in Capital	$-	$-	$-
Related to Note Payment	$-	$-	$-
Conversion of Preferred Shares into Common Shares	$-	$-	$-
Conversion of Due to Related Party and Notes Payable into preferred Shares in Consolidated Equity	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PARADIGM VENTURES CORP.
(A Exploration Stage Company)
Notes to the Financials Statements
September 30, 2007

NOTE 1 -        ORGANIZATION AND DESCRIPTION OF BUSINESS

Paradigm Ventures Corp. was organized under the laws of the State of Nevada on May 3, 2005, to explore mining claims and property in the state of New Mexico.  We have staked out a prospect that contains 7 lode mining claims located in Luna County, New Mexico. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”.

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

e.	Assets

The Company holds no assets as of September 30, 2007.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	As of	As of
	September 30, 2007	December 31, 2006
	Unaudited
ASSETS
Current Assets
Cash and Equivalents	$-	$931
Total Current Assets	$-	$931

Total Assets	$-	$931

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

Income represents all of the company’s revenue less all its expenses in the period incurred. The Company has no revenues up to September 30, 2007, and has paid expenses for $23,034 from inception to September 30, 2007, $9,110 representing accounting and legal fees, $7,394 in professional fees and $6,530 in recognition of an impairment loss for the mineral claims.

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

	For the nine month period ended September 30,	For the nine month period ended September 30,	From inception (May 3, 2005) to September 30,
	2007	2006	2007
Revenue	0	0	0

Expenses
Recognition of an Impairment Loss
Mineral Claims	1,028	0	6,530
Accounting & Legal Fees	4,500	0	9,110
Professional Fees	1,937	273	7,394
Total Expenses	7,465	273	23,034

Net Income (Loss)	(7,465)	(273)	(23,034)

g.	Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

	For the nine month period ended September 30,	For the nine month period ended September 30,	From inception (May 3, 2005) to September 30,
	2007	2006	2007

Net Income (Loss)	(7,465)	(273)	(23,034)

Basic & Diluted (Loss) per Share	(0.001)	(0.000)

Weighted Average Number of Shares	10,000,000	10,000,000

i.     Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

Cash and equivalents $0.00

j.	Liabilities

The company holds accounts payable of $4,700 as of September 30, 2007.

k.  Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

As of September 30, 2007 the number of issued outstanding common shares was 10,000,000.

 The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 -GOING CONCERN

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,465 for the nine-month period ending September 30, 2007 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

       Since we are in the exploration stage, we have not yet realized any revenues from our planned operations. As of September 30, 2007 we had no cash on hand and accounts payable of $4,700. Since our inception through September 30, 2007, we have incurred a net loss of ($23,034). We attribute our net loss to having no revenues to offset our operating expenses. Our working capital is not sufficient to enable us to complete any phases of our exploration program. Accordingly, we will require additional financing in order to complete the full exploration program described more fully in the section entitled, "Business and Properties."

Our office is located at PMB #2395, 502 E John St Room E, Carson City, NV 89706 and our telephone number is 702-425-4156
Results of Operations for the period ended September 30, 2007.

The accompanying financial statements show that the Company has incurred a net loss of $23.034 for the period from May 3, 2005 (inception) to September 30, 2007 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Liquidity and Financial Condition.

Net cash used in operating activities was $(1,834) for the nine month period ended September 30, 2007.

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

Off-Balance Sheet Arrangements.

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Dividends.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Description of Property.

We currently do not own any property. Our principal office is located at PMB #2395, 502 E John St Room E, Carson City, NV 89706.

ITEM 3.                      CONTROLS AND PROCEDURES.

Management’s Evaluation of Disclosure Controls and Procedures.

a) In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending September 30, 2007.

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

Febuary 21, 2008	By:	/s/ SCOTT CABIANCO
Scott Cabianco
Chief Executive Officer,
Chief Financial Officer,
President, Secretary, Treasurer and Director (Principal Executive
Officer and Principal Accounting Officer)